Form 10QSB
period 1997-01-31
INTERACTIVE PROCESSING INC
filed 1997-03-17
CIK 1002861

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[x]           QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended: January 31, 1997

[ ]           TRANSITION REPORT PURSUANT SECTION 13 OF 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
   For the transition period from _____________________ to __________________

                         Commission file number 0-21791

                          INTERACTIVE PROCESSING, INC.
        (Exact name of small business issuer as specified in its charter)

         NEVADA                                                   88-0355407
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)




    #1738 - 609 GRANVILLE STREET, VANCOUVER, BRITISH COLUMBIA V7Y 1G5 CANADA
                    (Address of principal executive offices)

                                 (604) 689-4060
                           (Issuer's telephone number)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes______ No___X___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:
               10,026,143 SHARES OF COMMON STOCK, $.001 PAR VALUE.

Transitional Small Business Disclosure Format (check one):  Yes______  No ___X__

Exhibit index on page 14                                      Page 1 of 16 pages

                          INTERACTIVE PROCESSING, INC.

                                TABLE OF CONTENTS


PART I.               FINANCIAL INFORMATION                              PAGE


    Item 1.         Financial Statements

                    Balance Sheet - January 31, 1997 (unaudited)           4

                    Statement of Loss and Deficit- for the nine months
                       ended January 31, 1997 (unaudited)                  5

                    Statement of Cash Flow - for the nine months
                       ended January 31, 1997 (unaudited)                  6

                    Notes to Financial Statements                          7

    Item 2.         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    12

PART II.            OTHER INFORMATION                                      14

                [LETTERHEAD OF STALEY, OKADA, CHANDLER & SCOTT]

AUDITORS' REPORT

--------------------------------------------------------------------------------


To the Shareholders of Interactive Processing, Inc.:

We have audited the balance sheet of Interactive Processing, Inc. (a Development Stage Company) as at 30 April 1996 and the statements of loss and deficit and cash flow for the period then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the company as at 30 April 1996 and the results of its operations and the changes in its financial position for the period then ended in accordance with accounting principles generally accepted in the United States.


                                              /S/STALEY, OKADA, CHANDLER & SCOTT
Burnaby, B.C.                                    STALEY, OKADA, CHANDLER & SCOTT
28 August 1996                                             CHARTERED ACCOUNTANTS

--------------------------------------------------------------------------------






COMMENTS BY AUDITORS FOR U.S. READERS ON
CANADA-U.S. REPORTING CONFLICT

--------------------------------------------------------------------------------


To the Directors of Interactive Processing, Inc.:

In the United States, reporting standards for auditors require the expression of a qualified opinion when financial statements are affected by significant uncertainties such as those referred to in Note 1 to these financial statements. The above opinion on our report to the shareholders dated 28 August 1996 for the period ended 30 April 1996 is not qualified with respect to, and provides no reference to these uncertainties since such an opinion would not be in accordance with Canadian reporting standards for auditors when the uncertainties are adequately disclosed in the financial statements.


                                              /S/STALEY, OKADA, CHANDLER & SCOTT
Burnaby, B.C.                                    STALEY, OKADA, CHANDLER & SCOTT
28 August 1996                                             CHARTERED ACCOUNTANTS

--------------------------------------------------------------------------------

INTERACTIVE PROCESSING, INC.                                         STATEMENT 1
(A DEVELOPMENT STAGE COMPANY)


BALANCE SHEET

U.S. Funds


                                                                                       31 January          30 April
ASSETS                                                                                       1997              1996
                                                                                     (UNAUDITED -
                                                                           PREPARED BY MANAGEMENT)

-------------------------------------------------------------------------------------------------------------------

CURRENT                                 Cash                                        $       7,896     $      38,889
                                        Accounts receivable                                 6,568                 -
                                        Work in progress                                    5,530                 -
                                        Inventory                                          47,939             1,080
                                        Prepaid expenses                                      393             6,216
                                                                                    -------------------------------

                                                                                           68,326            46,185

CAPITAL ASSETS, NET OF AMORTIZATION                                                         4,340                 -

LICENSE COSTS (NOTE 4)                                                                      5,600             5,600

PREPAID ROYALTY COSTS, NET OF
  AMORTIZATION OF $3,261 (NOTE 9B)                                                         18,478                 -
                                        ---------------------------------------------------------------------------


                                                                                    $      96,744     $      51,785
-------------------------------------------------------------------------------------------------------------------





LIABILITIES

-------------------------------------------------------------------------------------------------------------------


CURRENT                                 Accounts payable                            $     52,929      $      26,522
                                        ---------------------------------------------------------------------------
DUE TO A RELATED PARTY (Note 5)                                                           12,580             12,580
                                        ---------------------------------------------------------------------------
OBLIGATION TO ISSUE SHARE CAPITAL
(Note 6)                                                                                 138,750                  -
                                        ---------------------------------------------------------------------------
CONTINUED OPERATIONS (Note 1)

SHAREHOLDERS' EQUITY (DEFICIENCY)
-------------------------------------------------------------------------------------------------------------------
SHARE CAPITAL (Notes 7 and 9a)                                                           356,300            186,300

DEFICIT - Statement 2                                                                   (463,815)          (173,617)
                                        ---------------------------------------------------------------------------
                                                                                    $     96,744       $     51,785
-------------------------------------------------------------------------------------------------------------------

ON BEHALF OF THE BOARD:

__________________________, Director

__________________________, Director


                           - See Accompanying Notes -

INTERACTIVE PROCESSING, INC.                                         STATEMENT 2
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF LOSS AND DEFICIT

U.S. FUNDS



                                                                                          Nine Months        Period
                                                                              Cumulative        Ended         Ended
                                                                                    from   31 January      30 April
                                                                               Inception         1997          1996
                                                                            (UNAUDITED - (UNAUDITED -
                                                                             PREPARED BY  PREPARED BY
                                                                              MANAGEMENT)  Management)

-------------------------------------------------------------------------------------------------------------------



REVENUE                                 Sales                                 $   28,630    $  28,630   $         -

COST OF GOODS SOLD                                                                25,644       25,644             -
                                        ---------------------------------------------------------------------------

GROSS PROFIT                                                                       2,986        2,986             -
                                        ---------------------------------------------------------------------------

EXPENSES                                Marketing and product development        211,429      106,717       104,712
                                        Consulting fees                           85,409       58,758        26,651
                                        Legal                                     33,770       24,270         9,500
                                        Travel and promotion                      19,579       10,680         8,899
                                        Investor relations                        38,160       31,554         6,606
                                        Accounting and audit                       8,872        3,222         5,650
                                        Office                                    35,554       29,924         5,630
                                        Filing fees                                7,355        3,200         4,155
                                        Amortization                               7,782        7,782             -
                                        Rent                                      10,212       10,212             -
                                        Salaries                                   5,511        5,511             -
                                        Director fees                              1,000            -         1,000
                                        Transfer agent                             1,505          905           600
                                        Bank charges                                 663          449           214
                                                                              -------------------------------------

                                                                                 466,801      293,184       173,617
                                        ---------------------------------------------------------------------------

LOSS FOR THE PERIOD                                                             (463,815)    (290,198)     (173,617)
                                        Retained earnings (deficit)
                                          - Beginning of period                        -     (173,617)            -
                                        ---------------------------------------------------------------------------

DEFICIT - END OF PERIOD                                                       $ (463,815)   $(463,815)  $  (173,617)
-------------------------------------------------------------------------------------------------------------------

LOSS PER SHARE - BASIC                                                        $    (0.06)   $   (0.03)  $     (0.07)
-------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                                    7,895,684    9,767,545     2,666,000
-------------------------------------------------------------------------------------------------------------------

                           - See Accompanying Notes -

INTERACTIVE PROCESSING, INC.                                         STATEMENT 3
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOW

U.S. FUNDS





                                                                                          Nine Months        Period
                                                                              Cumulative        Ended         Ended
                                                                                    from   31 January      30 April
CASH RESOURCES PROVIDED BY (USED IN)                                           Inception         1997          1996
                                                                            (UNAUDITED - (UNAUDITED -
                                                                             PREPARED BY  PREPARED BY
                                                                              MANAGEMENT)  Management)

-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES                    Loss for the year                     $ (463,815)  $ (290,198)   $ (173,617)
                                        Amortization                               7,782        7,782             -
                                                                              -------------------------------------


                                                                                (456,033)    (282,416)     (173,617)
                                       ---------------------------------------------------------------------------


                                        Changes in non-cash working capital
                                          Work in progress                        (5,530)      (5,530)            -
                                          Inventory                              (47,939)     (46,859)       (1,080)
                                          Accounts receivable                     (6,568)      (6,568)            -
                                          Prepaid expenses                          (393)       5,823        (6,216)
                                          Accounts payable                        52,929       26,407        26,522
                                                                              -------------------------------------
                                                                                  (7,501)     (26,727)       19,226
                                        ---------------------------------------------------------------------------
                                                                                (463,534)    (309,143)     (154,391)
                                        ---------------------------------------------------------------------------
FINANCING ACTIVITIES                    Share capital issued                     395,700      170,000       225,700
                                        Obligation to issue share capital        138,750      138,750             -
                                        Due from related party                    12,580            -        12,580
                                        Share issuance costs                     (45,000)           -       (45,000)
                                                                              -------------------------------------


                                                                                 502,030      308,750       193,280
                                        ---------------------------------------------------------------------------
INVESTING ACTIVITIES                    Capital assets purchased                  (5,600)      (5,600)            -
                                        Prepaid royalty costs                    (25,000)     (25,000)            -
                                                                              -------------------------------------


                                                                                 (30,600)     (30,600)            -
                                        ---------------------------------------------------------------------------
NET INCREASE  (DECREASE) IN CASH                                                   7,896      (30,993)       38,889
                                        Cash position - Beginning of period            -       38,889             -
                                        ---------------------------------------------------------------------------
CASH POSITION - END OF PERIOD                                                $     7,896   $    7,896    $   38,889
-------------------------------------------------------------------------------------------------------------------



SUPPLEMENTARY SCHEDULE OF NON-CASH TRANSACTION                          SCHEDULE

FOR THE PERIODS ENDED 31 JANUARY 1997 AND 30 APRIL 1996
U.S. FUNDS
--------------------------------------------------------------------------------
The following  non-cash  transaction  occurred  during the period ended 30 April
1996:

- Issued 5,600,000 commmon shares at $0.01 per share to purchase electronic product licenses (Note 4).

No non-cash transactions occurred during the period ended 31 January 1997 (Unaudited - Prepared by Management).
--------------------------------------------------------------------------------

                           - See Accompanying Notes -

INTERACTIVE PROCESSING, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

31 JANUARY 1997 (UNAUDITED - PREPARED BY MANAGEMENT)
  AND 30 APRIL 1996
U.S. FUNDS

--------------------------------------------------------------------------------
1.   CONTINUED OPERATIONS               These financial  statements are prepared
                                        on a going  concern  basis which assumes
                                        that the company will be able to realize
                                        assets and discharge  liabilities in the
                                        normal  course  of  business.  As  at 30
                                        April 1996 the  company had a deficit of
                                        $173,617  (31 January  1997 - $463,815 -
                                        UNAUDITED - PREPARED BY MANAGEMENT). The
                                        company    is   not    yet    generating
                                        significant  sales  revenue and does not
                                        have  sufficient  cash  flow to  finance
                                        obligations   for   marketing    rights,
                                        administrative and overhead expenses.

                                        These  factors raise  substantial  doubt
                                        about the company's  ability to continue
                                        as  a  going  concern.  These  financial
                                        statements    do   not    include    any
                                        adjustments  that might  result from the
                                        outcome  of  these  uncertainties.   The
                                        ability to continue as a going concern is dependent on its ability to:

                                        a)  Generate  profitable  operations  in
                                            the future.
                                        b)  Obtain additional financing.

                                        Management plans to raise funds through issuance of treasury shares to finance ongoing operations and commitments until sufficient cash flow from operations is generated.

--------------------------------------------------------------------------------
2. NATURE OF  OPERATIONS                The  company  was   incorporated  on  15
                                        September  1995  under  the  laws of the
                                        State of Nevada. The business purpose of
                                        the   company   is  to   engage  in  the
                                        marketing and sale of high tech consumer electronics.

                                        The company  began active  operations in
                                        December  1995 by issuing seed stock for
                                        cash  and  investigating  the  potential
                                        market   for   a   consumer   electronic
                                        product.

                                        On 17 April 1996, the company purchased the manufacturing and marketing rights to an electronic product (NOTE 4).

                                        On 16 July 1996, the company purchased the licensing rights to promote a second product (NOTE 9B).

                                        These financial  statements  present the
                                        results of the  company's  operations in
                                        the 229 day period since inception to 30
                                        April  1996  and the nine  month  period
                                        ended  31  January  1997   (UNAUDITED  -
                                        PREPARED BY MANAGEMENT).

--------------------------------------------------------------------------------
3.   SIGNIFICANT ACCOUNTING
       POLICIES                         a)  INVENTORY

                                            Inventory is valued at lower of cost
                                            and net realizable value.

                                        b)  LICENSE COSTS

                                            License   costs  are   deferred  and
                                            amortized over three years beginning
                                            with commercial production.

                                        c)  PREPAID ROYALTY COSTS

                                            Prepaid  royalty  costs are deferred
                                            and amortized at the greater of:
                                            i)  straight  line over the 23 month
                                                term of the contract, or
                                            ii) the royalty rate under the terms
                                                of the contract.
--------------------------------------------------------------------------------

INTERACTIVE PROCESSING, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

31 JANUARY 1997 (UNAUDITED - PREPARED BY MANAGEMENT)
  AND 30 APRIL 1996
U.S. FUNDS



--------------------------------------------------------------------------------


3.   SIGNIFICANT ACCOUNTING
       POLICIES - CONTINUED             d)  WORK IN PROGRESS

                                            Work in  progress  is carried at the
                                            lower  of  cost  and  estimated  net
                                            realizable  value, and to 31 January
                                            1997 is represented by cash advances
                                            made  to  a   manufacturer   of  the
                                            product.

                                        e)  INTERIM FINANCIAL STATEMENTS

                                            The  financial  statements  as of 31
                                            January 1997 and for the nine months
                                            ended 31 January 1997 are unaudited.
                                            In the  opinion  of  management  the
                                            interim financial statements include
                                            all  adjustments   which  management
                                            considers   necessary   for  a  fair
                                            presentation    of   the   financial
                                            condition and the operating  results
                                            and cash flows for those periods. In
                                            addition,  all such  adjustments are
                                            of  a  normal,   recurring   nature.
                                            Interim    periods    may   not   be
                                            indicative of results for the entire
                                            year.

--------------------------------------------------------------------------------
4.   LICENSE  AGREEMENTS                Under the terms of four agreements dated
                                        17 April 1996, the company purchased the
                                        non-exclusive    rights   to    develop,
                                        manufacture, market, distribute and sell a patented product known as the "TV
                                        Terminator" in most countries around the world.

                                        The company agreed to pay consideration to the licensors as follows:

                                        a)  5,600,000 common shares (issued).

                                        b)  Royalties  of $1.50  for  each  unit
                                            sold  by the  company  or  any  sub-
                                            licensee  of  the  company  due on a
                                            quarterly basis.

--------------------------------------------------------------------------------
5.   DUE TO RELATED PARTY               Amounts due to a company controlled by a
                                        director   are   non-interest   bearing,
                                        unsecured, and have no specific terms of repayment.

--------------------------------------------------------------------------------
6.   OBLIGATION TO ISSUE SHARE
       CAPITAL The company has received funds for which management intends to issue treasury shares under a private placement. To date the obligation is unsecured and non-interest bearing. No agreement has been reached with the prospective shareholders for the share issuance.

--------------------------------------------------------------------------------

INTERACTIVE PROCESSING, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

31 JANUARY 1997 (UNAUDITED - PREPARED BY MANAGEMENT)
  AND 30 APRIL 1996
U.S. FUNDS




--------------------------------------------------------------------------------


7.   SHARE CAPITAL                      a)  Details are as follows:

                                                                             31 January 1997           30 April 1996
                                                                          (UNAUDITED - PREPARED
                                                                              BY MANAGEMENT)
                                                                          ---------------------     ---------------------


                                                                            Number       Amount       Number        Amount
                                            ---------------------------------------------------------------------------------


                                            Authorized:

                                            i)   As at 30 April 1996
                                                   25,000,000 common shares with a par value of  $0.001
                                            ii) As at 31 January  1997  (UNAUDITED - PREPARED BY MANAGEMENT)
                                                   20,000,000 common shares with a par value of $0.001
                                                   5,000,000 cumulative, convertible, preferred shares with a par value of $0.001
                                            Issued and fully paid:
                                              Common shares
                                                 Opening balance            9,419,000    $ 186,300            - $           -
                                                 - private placements         607,143      170,000    3,819,000       225,700
                                                 - for license costs                -            -    5,600,000         5,600
                                                 - share issuance costs             -            -            -       (45,000)
                                            ---------------------------------------------------------------------------------
                                                                           10,026,143    $ 356,300    9,419,000  $    186,300
                                            ---------------------------------------------------------------------------------

                                        b)  Of the total issued and  outstanding
                                            common   shares   of  the   company,
                                            5,600,000   are   restricted    from
                                            trading until 17 April 1998.

                                        c)  Stock options issued to directors in
                                            the 31  January  1997  period are as
                                            follows:

                                                  Number                         Price             Expiry Date
                                            -----------------------------------------------------------------------
                                                   500,000                       $ 0.656         16 August 2006

                                        d)  On 29 April 1996,  the company began
                                            trading  its shares on the  National
                                            Association   of  Security   Dealers
                                            ("NASD") over-the-counter market.

                                        e)  Subsequent  to the  period  ended 30
                                            April  1996,  the  authorized  share
                                            capital  was  amended to  20,000,000
                                            common    shares    and    5,000,000
                                            cumulative,  convertible,  preferred
                                            shares.  The  preferred  shares  are
                                            redeemable after 31 December 1997 at
                                            $0.50  per  share  and  carry  a 10%
                                            dividend  rate. No preferred  shares
                                            are  issued  at  31   January   1997
                                            (UNAUDITED     -     PREPARED     BY
                                            MANAGEMENT).

--------------------------------------------------------------------------------


8.   RELATED PARTY TRANSACTIONS         The following related party transactions
                                        are at fair market value as estimated by management:

                                        a)  During  the  period  ended  30 April
                                            1996:

                                            i)   INVENTORY

                                                 The company  purchased 60 units
                                                 of   a   consumer   electronics
                                                 product  at cost from a company
                                                 controlled  by a  director  for
                                                 $18 per unit.

                                            ii)  ACCOUNTS PAYABLE

                                                 Included in accounts payable is
                                                 $7,933   owing  to  a   company
                                                 controlled by a director.

INTERACTIVE PROCESSING, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

31 JANUARY 1997 (UNAUDITED - PREPARED BY MANAGEMENT)
  AND 30 APRIL 1996
U.S. FUNDS





--------------------------------------------------------------------------------


8.   RELATED PARTY TRANSACTIONS
       - CONTINUED                      a)  - CONTINUED

                                            iii) MARKETING      AND      PRODUCT
                                                 DEVELOPMENT

                                                 Included in  marketing  expense
                                                 are fees of  $57,095  paid to a
                                                 company    controlled    by   a
                                                 director.

                                            iv)  CONSULTING FEES EXPENSE

                                                 Included  in  consulting   fees
                                                 expense  is  $10,301  paid to a
                                                 company    controlled    by   a
                                                 director.  An additional $8,000
                                                 of consulting fees were paid to
                                                 a  company   controlled   by  a
                                                 second director.

                                            v)   OFFICE EXPENSE

                                                 Included  in office  expense is
                                                 $3,500   in  rent   paid  to  a
                                                 company    controlled    by   a
                                                 director.

                                        b)  During the  period  ended 31 January
                                            1997   (UNAUDITED   -  PREPARED   BY
                                            MANAGEMENT):

                                            i)   CONSULTING FEES EXPENSE

                                                 Included  in  consulting   fees
                                                 expense  is  $31,000  paid to a
                                                 company    controlled    by   a
                                                 director. An additional $12,658
                                                 of consulting fees were paid to
                                                 a  company   controlled   by  a
                                                 second director.

                                            ii)  OFFICE EXPENSE

                                                 Included  in office  expense is
                                                 $700 in rent  paid to a company
                                                 controlled by a director.

--------------------------------------------------------------------------------
9.   SUBSEQUENT EVENTS                  a)  SHARE CAPITAL ISSUED

                                            On  28  August  1996,   the  company
                                            agreed  to  issue  607,143  treasury
                                            shares  for  cash  consideration  of
                                            $0.28  per  share  for  a  total  of
                                            $170,000.

INTERACTIVE PROCESSING, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

31 JANUARY 1997 (UNAUDITED - PREPARED BY MANAGEMENT)
  AND 30 APRIL 1996
U.S. FUNDS




--------------------------------------------------------------------------------


9.   SUBSEQUENT EVENTS - CONTINUED      b)  LICENSE AGREEMENT

                                            Under  the  terms  of  an  agreement
                                            dated  16  July  1996,  the  company
                                            purchased  the  exclusive  licensing
                                            rights  in  the  United  States  and
                                            Canada for the use of the trademarks
                                            of the "Married  ... with  Children"
                                            television  series  to  promote  the
                                            company's  "The Bundy Sport  Remote"
                                            product.

                                            The  licensing  rights  expire on 30
                                            June 1998 but can be  terminated  by
                                            the    licensor     under    certain
                                            conditions.

                                            The  company  will pay a royalty  of
                                            10% to 12%  of net  sales  depending
                                            upon the terms of the product  sale.
                                            The company has guaranteed a minimum
                                            of $75,000 in total royalties during
                                            this term.  The first $25,000 of the
                                            total guaranteed  minimum was due as
                                            an   advance    upon   signing   the
                                            agreement (paid).

                                            Until 12 July 1997,  the company has
                                            an option to extend the agreement to
                                            exclusively  worldwide  by paying an
                                            additional $25,000. In addition,  if
                                            the company has paid the  guaranteed
                                            minimum   royalty  and  met  certain
                                            sales  targets,  it can  extend  the
                                            term  of the  agreement  to 30  June
                                            2000 by providing  written notice by
                                            1 May 1998.

                                        c)  STOCK OPTIONS ISSUED

                                            On  16  August  1996,   the  company
                                            granted  incentive  stock options to
                                            Sheldon  Silverman  (300,000 shares)
                                            and Keith Balderson (200,000 shares)
                                            exercisable   at  $0.656  per  share
                                            until  16  August  2006.   Both  are
                                            directors of the company.

--------------------------------------------------------------------------------

                          INTERACTIVE PROCESSING, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                JANUARY 31, 1997
                                   (UNAUDITED)

10.      BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Item 310(b) of Regulation SB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of April 30, 1996, and the notes thereto, included in the Company's Form 10-SB/A.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

         Since the Company's inception in September 1995, the Company has been engaged primarily in raising its initial capitalization and obtaining license agreements critical to its business plan. Through April 30, 1996, gross proceeds of $225,700 were obtained through the sale of the Company's Common Stock. In August 1996, an additional $170,000 in gross proceeds were obtained through the sale of the Company's Common Stock, pursuant to Rule 504 of Regulation D promulgated under the Act. See Part II, Item 4. Recent Sales of Unregistered Securities.

         The Company's working capital was $19,663 at April 30, 1996, and decreased to $15,397 at January 31, 1997. The decrease was due primarily to the costs associated with the production and marketing of the TV Terminator ("TVT") and the development of the Company's other TVT based products.

         Management is negotiating the terms of a private placement with prospective investors, who are not affiliated with the Company. As of January 31, 1997, the Company had received $138,750 in funds from these investors, who originally intended to invest in the Company's prior offering under Rule 504. No shares were issued to these investors, since the Company's stock was trading significantly below the offering price. Management intends to offer up to $400,000 in common stock at $0.20 per share. Management anticipates that any such offering would be pursuant to the registration exemption provided by Regulation D, as promulgated under the Securities Act of 1933, as amended. The funds received by the Company have been accounted for as a liability, until the shares are issued. Management believes the proceeds of this offering, if successful, would provide the Company with sufficient funds to continue operations into the fall of 1997.

RESULTS OF OPERATIONS

         The Company was formed on September 15, 1995, and has only been subject to the reporting requirements of the Securities Exchange Act of 1934 since January 24, 1997. Therefore, the Company has no comparable financial statements for the nine month period ended January 31, 1997. The following discussion is based upon the Company's operations from inception and for the nine month period ending January 31, 1997, without reference to any comparable period.


         The Company has not yet generated significant revenues. For the nine months ended January 31, 1997, revenues of only $28,630 have been generated. Expenses incurred for the nine months ending January 31, 1997 of $293,184 were primarily for marketing, product development, and consulting fees. The research and development on the TV Terminator ("TVT") has been completed. The Company is in negotiations with AIFA Technology Corp., a Taiwanese company ("AIFA"), to expand the Company's line of remotes. As of March 15, 1997, the Company's negotiations with AIFA have focused on the Company acquiring the exclusive marketing rights in the United States and Canada for AIFA's EZ 5-in-1 and URC5 remotes. The Company is also negotiating with AIFA for an option on the marketing rights in South America and Europe. As of March 7, 1997, no definitive agreement had been entered into with AIFA. If the Company's negotiations with AIFA are successful, the Company may also incur development and marketing cost on these products in the near future.

         Management is continuing to pursue licensing agreements with other organizations and companies, in an effort to increase the marketability of the Company's Football Sport Remote.

         Expenses for the nine months ended January 31, 1997 in the amount of $293,184 were incurred primarily for consulting fees ($58,758), investor relations ($31,554), legal ($24,270), office ($29,924), and marketing and product development ($106,717). Consulting services were provided to the Company by S.A. Alden Holdings, Inc. ("S.A. Alden"), a company owned by Mr. Balderson's wife. S.A. Alden provides the Company with management and contract negotiations expertise. The Company also received consulting services relating to distribution of the Company's products, from Golden Treasures, a company owned and controlled by Sheldon Silverman. During the nine months ended January 31, 1997, the Company had paid $31,000 to Golden Treasures and $12,658 to S.A. Alden. The Company's investor relations fees includes the costs of providing answers to investors' questions, including the associated costs for travel and the fees paid to Mr. Jeffery, an independent contractor.

         As a result of its operations through January 31, 1997, the Company had an accumulated deficit as of January 31, 1997 of $465,815. Note 1 of the Notes to Financial Statements included herein states that substantial doubt has been raised about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to generate profitable operations in the future and obtain additional financing. Management plans to raise the funds, through the issuance of additional shares of stock, necessary to finance ongoing operations and commitments until sufficient cash flow from operations is generated; however, there can be no assurance that the Company will be able to do so. See Liquidity and Capital Resources, above.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

                  Not Applicable.

ITEM 2.           CHANGES IN SECURITIES.

                  Not Applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

                  Not Applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  Not Applicable.

ITEM 5.           OTHER INFORMATION.

                  Not Applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         A)       EXHIBITS
REGULATION                                                                                              SEQUENTIAL
S-B NUMBER                                                EXHIBIT                                          PAGE
                                                                                                          NUMBER
2                       PLAN OF PURCHASE, SALE, REORGANIZATION, ARRANGEMENT,                               N/A
                        LIQUIDATION, SUCCESSION
3                       ARTICLES OF INCORPORATION, AS AMENDED (1)<F1>                                      N/A
3                       BYLAWS, AS AMENDED (1)<F1>                                                         N/A
4                       INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS                                N/A
11                      STATEMENT RE COMPUTATION OF PER SHARE EARNINGS (2)<F2>                             N/A
15                      LETTER ON UNAUDITED FINANCIAL INFORMATION (2)<F2>                                  N/A
18                      LETTER ON CHANGE IN ACCOUNTING PRINCIPLES                                          N/A
19                      REPORT FURNISHED TO SECURITY HOLDERS                                               N/A
22                      PUBLISHED REPORT REGARDING MATTERS SUBMITTED TO VOTE OF                            N/A
                        SECURITY HOLDERS
23                      CONSENTS OF EXPERTS AND COUNSEL                                                    N/A
24                      POWER OF ATTORNEY                                                                  N/A
27                      FINANCIAL DATA SCHEDULE                                                             16
------------

<F1>
(1)      INCORPORATED BY REFERENCE TO THE EXHIBITS FILED WITH THE COMPANY'S FORM 10-SB.
         COMMISSION FILE NUMBER 0-21791.
<F2>
(2)      SEE PART I - FINANCIAL STATEMENTS.

                                       14

         B)       REPORTS ON FORM 8-K:

                  None.



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INTERACTIVE PROCESSING, INC.
                                   (Registrant)



Date:  March 17, 1997              By:/s/Sheldon Silverman
                                   Sheldon Silverman
                                   Principal Financial Officer
                                   President and Chief Executive Officer



Date: March 17, 1997               By:/s/Keith Balderson
                                   Keith Balderson
                                   Vice-President, Secretary and Treasurer


13197.10Q